Form 10QSB
period 2001-06-30
MAS ACQUISITION L CORP
filed 2001-07-09
CIK 1103063

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2001

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

     As of June 30, 2001, the Registrant has outstanding 10,000 shares of Common Stock.

                 MAS Acquisition L Corp.

                       Form 10-QSB

                    Quarterly Report

                     June 30, 2001


PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                            Page
 (1) Financial Statements
     Balance Sheet at June 30, 2001                          3
     Statements of Operations for the three months and
        six months ended June 30, 2000 and 2001  and
        the period from inception (January 6, 1997)
        to June 30, 2001                                     4
     Statements of Cash Flows for the six months
        ended June 30, 2000 and 2001 and the period
        from inception (January 6, 1997)
        to June 30, 2001                                     5
     Notes to Unaudited Financial Statements                 6

(2) Management's Discussion and Analysis or
        Plan of Operation                                    7

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                        8

SIGNATURES                                                   9

                MAS Acquisition L Corp.
               (A Development Stage Company)
                      Balance Sheet
                      June 30, 2001
                       (Unaudited)

Assets
Current assets:
  Total current assets                            $      -
                                                  ========
            Liabilities and Stockholders' Equity
Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   10,000 shares issued and
   outstanding                                          10
   Paid in capital                                   1,001
   Deficit accumulated during the
    development stage                               (1,011)
                                                  --------
     Total liabilities and stockholders' equity   $      -
                                                  ========














Read the accompanying notes to the financial statements.

                             MAS Acquisition L Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                        Three Months               Six Months          Inception
                                       Ended June 30,             Ended June 30     (January 6, 1997)
                                -----------------------------  --------------------        to
                                    2000             2001         2000       2001    June 30, 2001
                                ------------      -----------  --------    --------  ---------------
Revenue                         $        -        $       -    $      -    $      -    $        -

Costs and expenses:
 General and Administrative              5              300          10           -         1,011
                                ----------        ---------    --------    --------     ----------
   Net (loss)                   $       (5)       $    (300)  $     (10)   $      -    $   (1,011)
                                ==========        =========   =========    ========     ==========

Per share information:

 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted            10,000           10,000      10,000     10,000         10,000
                                 =========        =========   =========    =======      =========

 (Loss) per share -
 basic and fully diluted         $    (.00)       $    (.03)  $   (.00)    $ (.00)     $     (.10)
                                 =========        =========   =========    =======      =========
























Read the accompanying notes to the financial statements.
4

                           MAS Acquisition L Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                    Six Months             Inception
                                                  Ended June 30,       (January 6, 1997)
                                               ------------------------       to
                                                  2000         2001      June 30, 2001
                                               -----------  ----------- --------------
Cash Flows From Operating Activities:
Net cash provided by (used in)
  Operating activities                          $      -    $      -       $        -
                                                --------    ---------      ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -            -               -
                                                --------    ---------      ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -            -               -
                                                --------    ---------      ----------
Net increase (decrease) in cash and
  cash equivalents                                     -            -               -
                                                --------    ---------      ----------
Beginning cash and cash equivalents                    -            -               -
                                                --------    ---------      ----------
Ending cash and cash equivalents                $      -    $       -      $        -
                                                ========    =========      ==========



















Read the accompanying notes to the financial statements.

                          MAS Acquisition L Corp.
                      (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                               June 30, 2001

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

(4) Stockholders' Equity

On March 26, 2001 the Company affected a 1 for 825 reverse split of its $.001 par value common stock. All share and per share amounts have been retroactively restated to reflect this split. The Company's majority shareholder repurchased all fractional shares for $5 making it the sole shareholder of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception (January 6, 1997) through June 30, 2001.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2001.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None


ITEM 5. OTHER INFORMATION

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits

     3.0  Certificate of Amendment of MAS Acquisition L Corp.
     3.1 Articles of Amendment to The Articles of Incorporation of MAS Acquisition L Corp.

B. Reports on Form 8-K
        None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



MAS Acquisition L Corp.


Date: July 6, 2001

                           By: /s/ Aaron Tsai
                           ----------------------------------
                           Aaron Tsai
                           President, Chief Executive Officer
                           Treasurer and Director

EXHIBIT 3.0     Certificate of Amendment

                         State of Indiana
                 Office of the Secretary of State

                     CERTIFICATE OF AMENDMENT
                                 of
                    MAS Acquisition L Corp.




     I, SUE ANNE GILROY, Secretary of State of the State of Indiana, hereby Certify that Articles of Amendment of the above For-Profit Domestic Corporation have been presented to me at my office, accompanied by the fees prescribed by law and that the documentation presented conforms to law as prescribed by the provisions of the Indiana Business Corporation Law.

NOW, THEREFORE, with this document I certify that said transaction will become effective Wednesday, March 28, 2001.

[SEAL] In Witness Whereof, I have caused to be affixed my signature and the seal of the State of Indiana, at the City of Indianapolis, March 28, 2001

                                /s/ SUE ANNE GILROY
                                SECRETARY OF STATE

EXHIBIT 3.1     Articles of Amendment of The Articles of Incorporation

ARTICLES OF AMENDMENT OF THE                    SUE ANNIE GILROY
ARTICLES OF INCORPORATION                       SECRETARY OF STATE
State form 38333 (R8 / 12-96)                   CORPORATIONS DIVISION
Approved by State Board of Accounts 1995        302 W. Washington St., Rm.E018
                                                Indianapolis, IN  46204
                                                Telephone: (317) 232-6576

INSTRUCTIONS: Use 8 1/2" x 11" white paper      Indiana Code 23-1-38-1 et seq.
              for inserts.
              Present original and two copies   Filing Fee:  $30.00
              to address in upper right hand
              corner of this
              Please TYPE of PRINT

                        ARTICLES OF AMENDMENT OF THE
                        ARTICLES OF INCORPORATION OF:

Name of Coporation                                Date of incorporation
 MAS Acquisition L Corp.                      January 6, 1997

The undersigned officers of the above referenced Corporation (hereinafter referred to as the "Corporation") existing pursuant to the provisions of:
(indicate appropriate act)

  X  Indiana Business                           Indiana Professional
     Coporation Law                             Corporation Act of 1983

  as amended (hereinafter referred to as the "Act"), desiring to give notice of corporate action effectuating amendment of certain provisions of its Articles of Incorporation, certify the following facts:

                          ARTICLE I Amendment(s)

The exact text of Article(s)                 III              of the Articles

      (NOTE: If amending the name of corporation, write Article "I" in space above and write "The name of the Corporation is ----------," below.)

  Pursuant to IC 23-1-38-2(4) and approved by the board of director, the corporation hereby effect a 1 for 825 reverse split for all Common shares issued and outstanding on March 26, 2001.

  Number of shares the Corporation is authorized to issue is
                            20 million Preferred shares par value $0.001
                            80 million Common shares par value $0.001


                              ARTICLE II

Date of each amendment's adoption:
  March 28, 2001

                    ARTICLE III Manner of Adoption and Vote

Mark applicable section: NOTE - Only in limited situations does Indiana law permit an Amendment without shareholder approval. Because a name change requires shareholder approval, Section 2 must be marked and either A or B completed.

   X    SECTION 1  This amendment was adopted by the Board of Director or incorporators and shareholder action was not required.

        SECTION 2 The shareholders of the Corporation entitled to vote in respect to the amendment adopted the proposed amendment. The amendment was adopted by: (Shareholder approval may be by either A or B.)

                   A. Vote of such shareholders during a meeting called by the Board of Directors. The result of such vote is as follows:

                        Shares entitled to vote
                        Number of shares represented at the meeting
                        Shares voted in favor
                        Shareds voted against

                   B. Unanimous written consent executed on ----, 19--- and signed by all shareholders entitled to vote.


                 ARTICLE IV Compliance with Legal Requirements

The manner of the adoption of the Articles of Amendment and the vote by which they were adopted constitute full legal compliance with the provisions of the Act, the Articles of Incorporation, and the By-Laws of the Corporation.

I hereby verify, subject to penalties of perjury, that the statements contained herein are true, this 26th day of March, 2001, 19 ---.

Signature of current officer or                 Printed name of officer or
chairman of the board                           chairman of the board

/s/  Aaron Tsai                                 Aaron Tsai



Signature's Title

President