Form 10QSB
period 2001-09-30
MAS ACQUISITION L CORP
filed 2001-10-16
CIK 1103063

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - September 30, 2001

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

     As of September 30, 2001, the Registrant has outstanding 10,000 shares of Common Stock.








                 MAS Acquisition L Corp.

                       Form 10-QSB

                    Quarterly Report

                   September 30, 2001


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                           Page
(1) Financial Statements

     Balance Sheet at September 30, 2001                     3
     Statements of Operations for the three months and
        nine months ended September 30, 2000 and 2001  and
        the period from inception (January 6, 1997)
        to September 30, 2001                                4
     Statements of Cash Flows for the nine months
        ended September 30, 2000 and 2001 and the period
        from inception (January 6, 1997)
        to September 30, 2001                                5
     Notes to Unaudited Financial Statements                 6

(2) Management's Discussion and Analysis or
        Plan of Operation                                    7

PART II.OTHER INFORMATION

(6)  Exhibits and Reports on Form 8-K                        8

SIGNATURES                                                   9




                MAS Acquisition L Corp.
               (A Development Stage Company)
                      Balance Sheet
                   September 30, 2001
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

                              MAS Acquisition L Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                        Three Months              Nine Months          Inception
                                       Ended Sept. 30,           Ended Sept. 30     (January 6, 1997)
                                -----------------------------  --------------------        to
                                    2000             2001         2000       2001   Sept. 30, 2001
                                ------------      -----------  --------    --------  ---------------
Revenue                         $        -        $       -    $      -    $      -     $       -

Costs and expenses:
 General and Administrative              5                -          10         300         1,011
                                ----------        ---------    --------    --------     ----------
   Net (loss)                   $       (5)       $       -   $     (10)   $   (300)   $   (1,011)
                                ==========        =========   =========    ========     ==========

Per share information:

 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted            10,000           10,000      10,000     10,000          10,000
                                 =========        =========   =========    =======       =========

 (Loss) per share -
 basic and fully diluted         $    (.00)       $    (.00)  $   (.00)    $ (.03)       $    (.10)
                                 =========        =========   =========    =======       =========























Read the accompanying notes to the financial statements.
                                                                   4




                            MAS Acquisition L Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                   Nine Months             Inception
                                                  Ended Sept. 30       (January 6,
1997)
                                               ------------------------       to
                                                  2000         2001     Sept. 30, 2001
                                               -----------  ----------- --------------
Cash Flows From Operating Activities:
Net cash provided by (used in)
  Operating activities                          $      -    $      -       $        -
                                                --------    ---------      ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -            -               -
                                                --------    ---------      ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -            -               -
                                                --------    ---------      ----------
Net increase (decrease) in cash and
  cash equivalents                                     -            -               -
                                                --------    ---------      ----------
Beginning cash and cash equivalents                    -            -               -
                                                --------    ---------      ----------
Ending cash and cash equivalents                $      -    $       -      $        -
                                                ========    =========      ==========
















Read the accompanying notes to the financial statements.


                           MAS Acquisition L Corp.
                      (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                            September 30, 2001

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

Results of Operations - Inception (January 6, 1997) through September 30,
2001.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2001.

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

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
                                                                        7



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


Date: October 5, 2001

                           By: /s/ Aaron Tsai
                           ----------------------------------
                           Aaron Tsai
                           President, Chief Executive Officer
                           Treasurer and Director
































