Form 10QSB
period 2002-06-30
MAS ACQUISITION L CORP
filed 2002-08-12
CIK 1103063

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the period ended  - June 30, 2002

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

     As of June 30, 2002, the Registrant has outstanding 10,000 shares of Common Stock.


                 MAS Acquisition L Corp.

                       Form 10-QSB
                    Quarterly Report

                     June 30, 2002


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(1) Financial Statements                                   Page
     Balance Sheet at June 30, 2002                          3
     Statements of Operations for the three months and
        six months ended June 30, 2001 and 2002 and
        the period from inception (January 6, 1997)
        to June 30, 2002                                     4
     Statements of Cash Flows for the six months
        ended June 30, 2001 and 2002 and the period
        from inception (January 6, 1997)
        to June 30, 2002                                     5
     Notes to Unaudited Financial Statements                 6

(2) Management's Discussion and Analysis or
        Plan of Operation                                    8

PART II.OTHER INFORMATION                                    9

SIGNATURES                                                  10


                MAS Acquisition L Corp.
               (A Development Stage Company)
                      Balance Sheet
                      June 30, 2002
                       (Unaudited)

Assets
Current assets:
  Total current assets                            $      -
                                                  ========


Liabilities and Stockholders' Equity

Current liabilities:
  Total current liabilities                       $      -

Stockholders' equity:
Preferred stock, $.001 par value
   20,000,000 shares authorized,
   none issued or outstanding                            -
Common stock, $.001 par value,
   80,000,000 shares authorized,
   10,000 shares issued and
   outstanding                                          10
   Paid in capital                                   2,801
   (Deficit) accumulated during the
    development stage                               (2,811)
                                                  --------
     Total liabilities and stockholders' equity   $      -
                                                  ========














Read the accompanying notes to the financial statements.

                              MAS Acquisition L Corp.
                            (A Development Stage Company)
                               Statements of Operations
                                     (Unaudited)

                                        Three Months               Six Months          Inception
                                       Ended June 30,             Ended June 30     (January 6, 1997)
                                -----------------------------  --------------------        to
                                    2001             2002         2001       2002    June 30, 2002
                                ------------      -----------  --------    --------  ---------------
Revenue                         $        -        $       -    $      -    $      -     $       -

Costs and expenses:
 General and Administrative              -              300         300         600         2,811
                                ----------        ---------    --------    --------     ----------
   Net (loss)                   $        -        $    (300)  $    (300)   $   (600)   $   (2,811)
                                ==========        =========   =========    ========     ==========

Per share information:

 Weighted average number
 of common shares
 outstanding -
 basic and fully diluted            10,000           10,000      10,000      10,000         10,000
                                 =========        =========   =========    ========      =========

 (Loss) per share -
 basic and fully diluted         $    (.00)       $    (.03)  $   (.03)    $  (.06)      $    (.28)
                                 =========        =========   =========    ========      =========










Read the accompanying notes to the financial statements.
4

                            MAS Acquisition L Corp.
                          (A Development Stage Company)
                             Statements of Cash Flows
                                  (Unaudited)

                                                    Six Months          Inception
                                                  Ended June 30,     (January 6, 1997)
                                               ------------------------       to
                                                  2001         2002    June 30, 2002
                                               -----------  ----------- --------------
Cash Flows From Operating Activities:
Net cash provided by (used in)
  Operating activities                          $      -    $      -       $        -
                                                --------    ---------      ----------
Cash flows from investing activities:
Net cash provided by (used in)
  investing activities                                 -            -               -
                                                --------    ---------      ----------
Cash flows from financing activities:
Net cash provided by (used in)
  financing activities                                 -            -               -
                                                --------    ---------      ----------
Net increase (decrease) in cash and
  cash equivalents                                     -            -               -
                                                --------    ---------      ----------
Beginning cash and cash equivalents                    -            -               -
                                                --------    ---------      ----------
Ending cash and cash equivalents                $      -    $       -      $        -
                                                ========    =========      ==========



















Read the accompanying notes to the financial statements.

                        MAS Acquisition L Corp.
                      (A Development Stage Company)
                  Notes to Unaudited Financial Statements
                              June 30, 2002

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

Results of Operations - Inception (January 6, 1997) through June 30, 2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2002.

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


Date: July 31, 2002

                           By: /s/ Aaron Tsai
                           ----------------------------------
                           Aaron Tsai
                           President, Chief Executive Officer
                           Treasurer and Director